Form 10-Q
period 2026-06-30
Lantics Corp.
filed 2026-07-13
CIK 2112585

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-293673

Lantics Corp.

(Exact name of registrant as specified in its charter)

Wyoming	7372	98-1889296
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

LANTICS CORP.

Suite 102, Wuse 1, Fabdal Plaza,

Abuja 900281, FCT, Nigeria

Telephone: +1 (307) 655-6263

Email: lantics@tutamail.com

(Name, address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Registered Agents Inc

30 N Gould St Ste R

Sheridan, WY 82801

Telephone: +1 (307) 200-2803

(Name, address, including zip code, and telephone number, including area code, of agent for service)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”,“smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,100,000 common shares issued and outstanding as of June 30, 2026.

LANTICS CORP.

QUARTERLY REPORT ON FORM 10-Q

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying interim financial statements of Lantics Corp. (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.

The interim financial statements are condensed and should be read in conjunction with the company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

LANTICS CORP.

Balance Sheet

As of June 30, 2026 and December 31, 2025

(Unaudited)

	As of June 30, 2026	As of December 31, 2025
ASSETS

Current Assets
Cash and cash equivalents	$14,905	$6,765
Prepaid expenses	648	–
Total Current Assets	15,553	6,765

Intangible Asset, Net	38,158	42,400

Total Assets	$53,711	$49,165

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$–	$10,000
Accounts payable – related party	11,200	1,600
Loan – related party	61,254	49,254
Total Current Liabilities	72,454	60,854

Total Liabilities	72,454	60,854

Commitments and Contingencies	–	–

Stockholders’ Deficit
Common stock, par value $0.0001; 75,000,000 shares authorized, 3,100,000 and 2,500,000 shares issued and outstanding, respectively	310	250
Additional paid in capital	11,940	–
Accumulated deficit	(30,993)	(11,939)
Total Stockholders’ Deficit	(18,743)	(11,689)

Total Liabilities and Stockholders’ Deficit	$53,711	$49,165

The accompanying notes are an integral part of these financial statements.

LANTICS CORP.

Statement of Operations

For the three and six months ended June 30, 2026

(Unaudited)

	For the three months ended June 30, 2026	For the six months ended June 30, 2026
REVENUES	$–	$–

OPERATING EXPENSES
General and Administrative Expenses	(7,381)	(14,812)
Depreciation	(2,121)	(4,242)
TOTAL OPERATING EXPENSES	(9,502)	(19,054)

NET LOSS FROM OPERATIONS	(9,502)	(19,054)

PROVISION FOR INCOME TAXES	–	–

NET LOSS	$(9,502)	$(19,054)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,704,396	2,602,762

The accompanying notes are an integral part of these financial statements.

LANTICS CORP.

Statement of Stockholders’ Deficit

For the three and six months ended June 30, 2026

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Deficit	Total Stockholders’
	Shares	Amount	Capital		Deficit
Balance, December 31, 2025	2,500,000	$250	$–	$(11,939)	$(11,689)

Issuance of common stock	–	–	–	–	–
Net loss for the three months ended March 31, 2026	–	–	–	(9,552)	(9,552)

Balance, March 31, 2026	2,500,000	250	–	(21,491)	(21,241)

Issuance of common stock	600,000	60	11,940	–	12,000
Net loss for the three months ended June 30, 2026	–	–	–	(9,502)	(9,502)

Balance, June 30, 2026	3,100,000	$310	$11,940	$(30,993)	$(18,743)

The accompanying notes are an integral part of these financial statements.

LANTICS CORP.

Statement of Cash Flows

For the six months ended June 30, 2026

(Unaudited)

For the six months ended June 30, 2026
Cash flow from operating activities:
Net loss	$(19,054)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation	4,242
Changes in operating assets and liabilities:
Prepaid expenses	(648)
Accounts payable	(10,000)
Accounts payable-related party	9,600
Net cash used by operating activities.	(15,860)

Cash flow from financing activities:
Proceeds from related party loan	12,000
Proceeds from sales of common stocks	12,000
Net cash provided by financing activities	24,000

NET CHANGE IN CASH	8,140
Cash, beginning of the period	6,765

Cash, end of the period	$14,905

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–

Income taxes paid	$–

The accompanying notes are an integral part of these financial statements.

LANTICS CORP.

Notes to Unaudited Financial Statements

For the six months ended June 30, 2026

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Lantics Corp. (“the Company”) was incorporated on October 7, 2025, under the laws of the State of Wyoming. We are a development-stage technology company that provides a software platform designed to assist individuals and businesses with document generation, analysis, and data-driven insights. We have acquired a working software which is presented as live and available for use web application known as “Lantics”. Although the platform is currently operational, we plan to continue developing and enhancing its functionality, including the addition of new features intended to improve performance, usability, and the range of use cases supported by the platform.

At present, the Company has no employees other than our sole officer and director, Mr. Usman Kuso. Our executive and business office is located at Suite 102, Wuse 1, Fabdal Plaza, Abuja 900281, FCT, Nigeria, and our telephone number is +1(307)6556263.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with GAAP. The Company’s year-end is December 31.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Interim Financial Information

The unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. These financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2025, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements as of and for the year ended December 31, 2025.

Fair Value of Financial Instruments

AS topic 820 “Fair Value Measurements and Disclosures” establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1:	defined as observable inputs such as quoted prices in active markets;
Level 2:	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
Level 3:	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash and the Company’s loan from shareholder approximates its fair value due to its short-term maturity.

Stock-Based Compensation

As of June 30, 2026, the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Intangible Assets

The Company follows the provisions of ASC 985, Software, which require that all costs relating to the purchase or internal development and production of software products to be sold, leased or otherwise marketed, be expensed in the period incurred unless the requirements for technological feasibility have been established. The Company amortizes these costs using the straight-line method over the remaining estimated economic life of the product. The amortization period for software is 5 years.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of June 30, 2026 there were no potentially dilutive debt or equity instruments issued or outstanding.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.

We have reviewed all the recently issued, but not yet effective and thus not disclosed here, accounting pronouncements and we do not believe any of those pronouncements will have a material impact on the Company’ financial position, results of operations or cash flows.

Segment Reporting

The Company has one reportable segment(s) at this time.

Note 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company had no revenues for the six months ended June 30, 2026. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. On June 30, 2026, the Company had cash of $14,905 and negative working capital of $54,901 and an accumulated deficit of $30,993. The Company incurred net loss of $19,054 for the six months ended June 30, 2026. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 4 – INTANGIBLE ASSET

In connection with the initial development of the platform, on November 22, 2025, we entered into a Software Development Agreement with Infora Limited, pursuant to which a fully functional web-based software application known as “Lantics” was developed for us. The total consideration paid under this agreement was $42,400 and it was fully paid. The software is currently operated as a web-based application. We intend to continue evaluating and implementing improvements to the functionality of our platform as part of our ongoing operations.

	As of June 30, 2026	As of December 31, 2025

Software	$42,400	$42,400
Less: accumulated deprecation	(4,242)	–
Intangible asset, net	$38,158	$42,400

Note 5 – RELATED PARTY TRANSACTIONS

For the six months ended June 30, 2026 our director Usman Kuso has loaned to the Company an additional $12,000 for working capital needs. This loan is unsecured, non-interest bearing and due on demand. As of June 30, 2026 and December 31, 2025, the balance due to the director was $61,254 and $49,254, respectively.

Related party payables represent amounts owed to the Company's director, Usman Kuso, for consulting services provided under a Professional Consulting Agreement effective December 1, 2025. Under the terms of the agreement, the Company pays a monthly consulting fee of $1,600, see Note 7 COMMITMENTS AND CONTINGENCIES.

During the six months ended June 30, 2026, the Company recognized consulting expense of $9,600 under this agreement. As of June 30, 2026 and December 31, 2025, the outstanding related party payable was $11,200 and $1,600, respectively.

Note 6 – COMMON STOCK

On November 21, 2025, the Company issued 2,500,000 shares of common stock to a director Usman Kuso for cash proceeds of $250 at $0.0001 per share.

In May 2026, the Company issued 300,000 shares of common stock for cash proceeds of $6,000 at $0.02 per share.

In June 2026, the Company issued 300,000 shares of common stock for cash proceeds of $6,000 at $0.02 per share.

As of June 30, 2026 the Company had 3,100,000 shares issued and outstanding.

Note 7 – COMMITMENTS AND CONTINGENCIES

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable (if any). No such event or amounts have been accrued in the financial statements with respect to any litigation or other claim matters.

Employment Agreement

On December 1, 2025, the Company entered into a Professional Consulting Agreement with Company’s CEO and President Usman Kuso. Under the agreement, Mr. Kuso will provide advisory and consulting services to the Company.

Pursuant to the agreement, the Company is required to pay the Consultant $1,600 per month as consideration for services rendered. The role is classified as an independent contractor, and the Company does not provide employee benefits nor withhold payroll taxes on the Ms. Kuso’s behalf.

The agreement has an initial term of four years, commencing on December 1, 2025, and may be renewed on a month-to-month basis for up to an additional twelve months upon mutual agreement of the parties. The agreement is governed by the laws of the State of Wyoming.

Note 8 – INCOME TAXES

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% for the period ended June 30, 2026 and December 31, 2025 as follows:

	For the six months ended June 30, 2026	From October 7, 2025 (Inception) through December 31, 2025

Tax benefit (expenses) at U.S. statutory rate	$(4001)	$(2,507)
Change in valuation allowance	4,001	2,507
Tax benefit (expenses) net	$–	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	As of June 30, 2026	As of December 31, 2025

Net operating loss	$(6,508)	$(2,507)
Valuation allowance	6,508	2,507
Deferred tax assets, net	$–	$–

The Company has accumulated approximately $30,993 of net operating losses (“NOL”) carried forward to offset future taxable income up to 20 years, if any, in future years which begin to expire in year 2040. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all the deferred tax asset relating to NOLs for every period because it is more likely than not that all the deferred tax asset will not be realized.

Note 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has evaluated events and transactions that occurred after June 30, 2026, through the date the financial statements were available to be issued. The Company has determined that there were no material subsequent events that require disclosure in these financial statements, other than issuance of 100,000 shares for cash proceed of $2,000 to 2 shareholders in July 2026.

ITEM 2.	MANAGEMENT’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward looking statement notice

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this quarterly report and in our unaudited interim financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Description of Our Business

General Information

Lantics Corp. was incorporated on October 7, 2025, under the laws of the State of Wyoming. We are a development-stage technology company that provides a software platform designed to assist individuals and businesses with document generation, analysis, and data-driven insights. We have acquired a working software which is presented as live and available for use web application known as “Lantics”. Although the platform is currently operational, we plan to continue developing and enhancing its functionality, including the addition of new features intended to improve performance, usability, and the range of use cases supported by the platform.

At present, the Company has no employees other than our sole officer and director, Mr. Usman Kuso. Our executive and business office is located at Suite 102, Wuse 1, Fabdal Plaza, Abuja 900281, FCT, Nigeria, and our telephone number is +1(307)6556263.

Our operations are focused on offering a web-based software platform that enables users to generate, upload, and analyze professional documents using automated tools. The Lantics platform allows users to create various document types by providing structured input, upload existing documents for review, and receive AI-generated summaries, identified strengths and weaknesses, potential risks, and general recommendations based on the content submitted. The platform is offered as a cloud-based application accessible through a user account, with functionality designed to support both individual users and business clients seeking document generation, review, storage, and basic analytical insights.

Our current efforts are directed toward establishing and refining our operations from Nigeria and validating market demand for our platform through early commercialization activities. At this stage, we have not established dedicated operations in foreign jurisdictions. If our initial commercialization efforts are successful and sufficient capital becomes available, we expect to assess potential entry into selected European markets within approximately 12 to 24 months following the completion of this offering. Consideration of entry into the USA and Canadian markets would occur at a later stage, generally no earlier than 48 months after this offering, and would be contingent upon demonstrated user adoption, operational scalability, regulatory preparedness, and the availability of additional financing. Any expansion beyond our initial operating base would require additional resources and careful evaluation. While a portion of the proceeds from this offering may be allocated to exploratory activities such as market research or limited outreach efforts, we do not currently have the resources to support full-scale international operations. These potential expansion plans are preliminary in nature and may change based on business performance and market conditions.

As digital workflows continue to expand across industries, individuals and organizations increasingly rely on software tools to create, review, and manage professional documents more efficiently. Document-intensive processes are becoming more complex, time-consuming, and fragmented, particularly for users without specialized legal, technical, or drafting expertise. Platforms such as Lantics are designed to address these challenges by streamlining how documents are prepared, analyzed, and organized.

-	Reducing preparation and research burden

Document creation often requires significant upfront research, formatting decisions, and familiarity with common structures or terminology. Automated document platforms help reduce this burden by guiding users through structured inputs and generating draft content based on the information provided, allowing users to focus on substance rather than format.

-	Centralized document workflows

By allowing users to generate, upload, review, and store documents within a single platform, document-focused software reduces reliance on multiple disconnected tools and helps users manage documents more efficiently across versions and use cases.

-	Improved accessibility for non-specialists

Document platforms with guided workflows and automated analysis make document creation and review more accessible to individuals and small businesses that may lack specialized drafting or review expertise.

-	Content-based analysis and insights

Automated tools can analyze user-submitted documents and provide summaries and general observations based on the content provided, helping users better understand structure, clarity, and potential gaps without replacing professional judgment.

-	Adaptability across use cases

Modern document platforms are designed to support a range of individual and business use cases through flexible inputs, tagging, and organization, allowing the platform to remain relevant as user needs evolve.

In today’s increasingly digital environment, software tools that streamline document creation and review have become an important part of how individuals and businesses manage written workflows efficiently.

The Lantics application is a web-based platform designed to assist users in generating, reviewing, and organizing professional documents through guided inputs and automated analysis. The platform enables users to create documents by providing structured information, upload existing documents for review, and receive summaries and content-based observations derived from the submitted materials. Lantics is designed to help users better understand and manage their documents without requiring specialized drafting or technical expertise.

Our objective is to offer an intuitive and adaptable environment that supports a broad range of users, including individuals, freelancers, and small businesses. By simplifying document-related workflows and centralizing document activity within a single platform, Lantics is intended to reduce complexity, improve efficiency, and enhance user understanding of document content.

The key features of the Lantics platform are

✓	Intuitive user interface

Designed to provide a straightforward and accessible experience for users with varying levels of technical or drafting experience.

✓	Document creation through guided inputs

The platform currently supports guided document creation workflows that function as structured frameworks for specific document types, such as NDAs, invoices, service, employment, cooperation, supply, purchase, loan, consulting, subscription agreements, meeting minutes, employment offer letters, by responding to structured prompts, reducing the need for prior research or formatting decisions.

✓	Flexible formats

Users can save documents in PDF, generate public links for viewing, or send them directly via email.

✓	Document upload and review

Allows users to upload existing documents for automated review and content-based analysis within the platform.

✓	Automated summaries and observations

Provides generated summaries and general observations based on the content of user-submitted documents to assist with understanding and refinement.

✓	Document organization and history

Stores generated and uploaded documents within the user account, allowing users to manage, revisit, and organize documents over time.

✓	Security and data protection measures

Employs end-to-end encryption and robust protocols to protect user-submitted information and documents.

✓	Web-based access

Delivered as a browser-based application that does not require local installation and can be accessed through an online user account.

Our web-based application is accessible at: https://lantics-ai.com/

We intend to continue refining the platform based on user feedback and evolving use cases as part of our ongoing development efforts. Over time, we may also introduce additional features or services, including functionality that could be offered on a paid basis, in order to expand the platform’s capabilities and support potential revenue generation. Any such enhancements will be evaluated based on user demand, available resources, and business priorities.

Planned features services include:

✓	Advanced document analysis

Deeper content analysis, including consistency checks, structural comparisons, or document-to-document comparisons.

✓	Template and document libraries

We plan to expand the document creation functionality by offering additional document types, reusable frameworks, or user-configurable templates over time.

✓	Version comparison and change tracking

Tools to compare different versions of a document and highlight changes or revisions over time.

✓	Collaboration features

Shared access, comments, or review workflows for multiple users working on the same document.

✓	Export and formatting options

Additional export formats or formatting controls for generated or reviewed documents.

✓	Custom prompts or workflows

User-defined inputs or reusable workflows for recurring document needs.

Potential revenue-generating services are:

✓	White-label or private deployments

Customized versions of the platform for enterprise or institutional clients, subject to resources and demand.

✓	Localized or language-specific functionality

Paid access to additional language support or region-specific document workflows.

✓	Document review credits

One-time or bundled credits for document generation or analysis beyond subscription limits.

✓	Premium document types

Access to more complex or specialized document workflows offered as add-ons.

✓	Saved workflows and reusable frameworks

Paid ability to save, reuse, or customize document creation flows for recurring use.

These potential enhancements are intended to be modular in nature, allowing users to expand their use of the platform as their individual or business needs evolve, and may provide opportunities for future revenue generation.

We intend to continue evaluating and implementing improvements to the functionality of our platform as part of our ongoing operations. In connection with the initial development of the platform, on November 22, 2025, we entered into a Software Development Agreement with Infora Limited, pursuant to which a fully functional web-based software application known as “Lantics” was developed for us. The total consideration paid under this agreement was $42,400 (forty-two thousand four hundred U.S. dollars) and it was fully paid. The software is currently operated as a web-based application.

This software serves as the initial platform on which our operations are based, and we may seek to further enhance its functionality over time.

We expect any revenue we generate to be derived primarily from subscription-based access to our web application for individual users and from licensing or customization services offered to business customers. Over time, we may also evaluate additional monetization opportunities, which could include paid feature enhancements, referral-based arrangements, or other in-platform offerings. These potential revenue sources are intended to support scalability as user adoption increases and to diversify our sources of revenue. For additional information regarding our anticipated revenue model, see the “Revenue” section below.

Business model

Our platform is offered through a cloud-based web application accessible via user accounts. We expect our business model to combine recurring subscription access for individual users with contract-based licensing and customization services for business customers. This approach is intended to allow scalable distribution to individual users while supporting higher-value engagements with organizations that require tailored functionality.

We intend to serve multiple customer segments, including:

-	Individual users and freelancers, who may use the platform for document generation and review on a recurring basis through subscription access.

-	Small and medium-sized businesses, which may require more frequent usage, multi-user access, or configurable workflows.

-	Business and enterprise customers, which may seek licensing arrangements, customized implementations, or enhanced administrative and support features.

Anticipated revenue sources

We expect any revenue we generate to be derived primarily from the following sources:

✓	Subscription-based access

Subscription plans may be offered to individual users and small businesses, with pricing based on usage levels, access to document types, or availability of enhanced functionality.

✓	Enterprise licensing and customization services

For business customers, we may offer licensing agreements, configuration services, or customized workflows tailored to specific operational needs.

Potential additional monetization opportunities

Over time, we may evaluate additional monetization opportunities intended to supplement our core revenue streams. Any such initiatives would be introduced based on user demand, operational capacity, and market conditions. These may include paid feature enhancements, usage-based pricing components, or other in-platform offerings, described below.

✓	White-label or private deployments

Customized versions of the platform for enterprise or institutional clients, subject to resources and demand.

✓	Localized or language-specific functionality

Paid access to additional language support or region-specific document workflows.

✓	Document review credits

One-time or bundled credits for document generation or analysis beyond subscription limits.

✓	Premium document types

Access to more complex or specialized document workflows offered as add-ons.

✓	Saved workflows and reusable frameworks

Paid ability to save, reuse, or customize document creation flows for recurring use.

Our Asset – Web Based Application

Lantics Corp. owns all material rights to a proprietary web-based software platform known as “Lantics,” which is currently accessible through our website. The platform was developed for us by Infora Limited and serves as the core technology underlying our business operations. The application is currently operational and available for use, and we expect to continue refining and enhancing its functionality over time to address a broader range for individual and business users.

The Company acquired all rights, title, and interest in the Lantics platform, including its source code, documentation, databases, and associated intellectual property, from Infora Limited. As a result, we believe we have full ownership of the core platform and its proprietary functionality. The platform is developed using commonly used third-party technologies and frameworks, including open-source software components and development tools. These components are used in accordance with their respective licenses and are not material to the proprietary functionality of the platform. The content generated through the platform is based on internally developed logic and user-provided inputs.

The Lantics platform enables users to create, upload, and manage professional documents through guided workflows and automated analysis tools. Users can generate documents based on structured inputs, submit existing documents for review, and organize document content within a centralized environment. The platform is designed to support both individual users and businesses seeking a more efficient and accessible approach to document creation, review, and organization across multiple use cases.

The platform incorporates automated and AI-assisted processes to support document generation and analysis. These processes are designed to assist users by structuring input data into standardized document formats, identifying potential inconsistencies or areas of concern, and generating summaries or suggestions based on predefined logic and system rules. The AI-assisted functionality is intended to enhance efficiency and usability but does not replace professional judgment or provide legal, financial, or other professional advice. The outputs generated by the platform are based on user-provided inputs and internally developed models or rules. As a result, the accuracy and usefulness of such outputs depend on the quality and completeness of the information provided by the user. Users are responsible for reviewing and validating all generated content before relying on it.

The Lantics platform is built on a modern web-based technology stack. The backend is implemented using TypeScript, which supports server-side application logic and API functionality. Data is stored and managed using MongoDB, a document-oriented database designed to handle flexible data structures and scalable workloads. The frontend of the application is developed using React, which provides a responsive and modular user interface optimized for usability and maintainability. This architecture is intended to support ongoing development, feature expansion, and reliable operation of the platform.

Currently the platform allows users to:

✓	Create and access their personal account

✓	Easily navigate the app with an intuitive user interface

✓	Manage their subscription

✓	Create different document types by filling out a simple form

✓	Upload their documents and get a detailed AI analysis: strengths/weaknesses, risks, and compliance markers

✓	Save documents in PDF, generate public links for viewing, or send them directly via email

✓	Save and manage generated documents in the personal account

✓	Have their data protected with end-to-end encryption and robust protocols

✓	Check the dashboard to see their activity on the platform

✓	Easily access the application via web-browser

The following screenshots illustrate the current user interface and some functionality of the Lantics platform.

The platform is designed to be responsive and accessible through standard web browsers across a range of devices. As part of our ongoing development efforts, we may evaluate opportunities to expand accessibility and functionality over time, which could include the development of additional features or alternative access formats, such as a mobile application, subject to user demand and available resources.

We intend to continue enhancing the Lantics platform through ongoing development and the potential integration of additional functionality designed to improve usability, scalability, and engagement. Future development efforts may focus on the following initiatives:

✓	Advanced document analysis

✓	Template and document libraries

✓	Version comparison and change tracking

✓	Collaboration features

✓	Export and formatting options

✓	Custom prompts or workflows

✓	White-label or private deployments

✓	Localized or language-specific functionality

✓	Document review credits

✓	Premium document types

✓	Saved workflows and reusable frameworks

These enhancements are intended to support the continued development of a user-focused document generation and analysis platform that can adapt to evolving user needs and scale over time as the business grows.

Market Overview

Demand for document creation, management, and AI-assisted document tools is supported by broader market trends in digital transformation and automation. The global document management system market, which encompasses software designed to capture, organize, and manage electronic documents, is projected to grow from an estimated USD 8.32 billion in 2025 to approximately USD 24.34 billion by 2032, at an expected compound annual growth rate over 16 % during that period (according to Fortune Business Insights). The market for document AI tools — including generative and automated document processing — is also expanding, with estimates projecting the document AI market could grow from approximately USD 14.66 billion in 2025 to over USD 27 billion by 2030 (PR Newswire). These trends reflect increasing adoption of cloud-based and automated solutions for document-centric workflows across both individual and enterprise use cases.

In Nigeria, the technology and digital services sector has expanded rapidly in recent years, driven by increased internet penetration, a growing population of digitally active individuals, and wider adoption of cloud-based tools by small businesses and professionals. Nigeria is one of the largest technology markets in Africa, with a growing number of startups and technology-enabled service providers serving both local and international users.

As businesses, freelancers, and professionals increasingly rely on digital workflows, demand has grown for software solutions that simplify document creation, review, and management without requiring specialized expertise. Broader adoption of remote work, online collaboration, and digital record-keeping has further accelerated the use of web-based productivity tools. These trends support continued interest in platforms that offer flexible, accessible, and scalable document-related functionality for both individual and business users.

Additional factors supporting demand for digital document platforms in Nigeria and similar emerging markets include:

-	Growth of independent professionals and small businesses

An increasing number of freelancers, entrepreneurs, and small organizations rely on digital tools to prepare and manage business and professional documents efficiently.

-	Adoption of web-based and mobile-accessible tools

Users increasingly prefer browser-based applications that can be accessed across devices, supporting flexible and remote work environments.

-	Ongoing digital transformation among small and mid-sized businesses

Many organizations are transitioning from manual or fragmented document processes to centralized, cloud-based solutions that improve efficiency without the complexity of enterprise systems.

-	Rising emphasis on digital skills and productivity

Public and private initiatives promoting digital literacy and technology adoption have increased demand for tools that simplify document creation and review for non-specialist users.

As digital workflows continue to expand, Lantics is positioned to address the needs of individuals and businesses seeking flexible and accessible tools for document creation, review, and organization. While our operations are currently based in Nigeria, we intend to make the platform available to users in additional international markets over time, subject to business performance, market conditions, and available resources.

Competition

The market for document creation, review, and analysis software includes a number of global technology companies offering productivity and document-focused tools. Examples of providers operating in this space include Microsoft (through Microsoft Word and related productivity tools), Google (through Google Docs), and DocuSign, among others. These platforms generally offer document creation, collaboration, or execution functionality and serve a broad range of users across multiple regions. Many existing solutions are designed for general-purpose document editing, collaboration, or enterprise workflows and may require users to rely on predefined templates or manual drafting. As a result, such platforms may not focus on guided document generation or automated content analysis intended to simplify document preparation and review for individual users, freelancers, or small and mid-sized businesses.

Competition in the market for document creation and analysis software is generally influenced by factors such as usability, flexibility of functionality, data protection practices, pricing approaches, and the ability to accommodate different user workflows. We seek to compete by offering a platform that emphasizes guided document workflows, adaptability to a range of use cases, and ease of use for both individual users and business customers.

Our current efforts are focused on establishing a defined user base and validating demand through early commercialization activities. While our operations are based in Nigeria, we intend to make the platform available to users in additional international markets over time, including Europe, subject to business performance, user adoption, and available resources. Any geographic expansion beyond initial markets will be evaluated gradually and is not assured.

Marketing & Sales Strategy

A significant portion of our operational efforts will be directed toward further developing the Lantics platform, expanding awareness of the product, and supporting early user adoption. Our marketing and sales strategy is focused on reaching individual users, freelancers, and business customers through a combination of direct outreach, digital marketing initiatives, and selective partnerships.

During the early stages of commercialization, our sole officer and director, Usman Kuso, will lead initial marketing and sales activities. These efforts are expected to include direct engagement with potential users, participation in relevant professional and technology communities, and targeted outreach to prospective business customers. As our user base grows and resources permit, we may engage third-party marketing or growth specialists to support digital campaigns, user acquisition, and retention initiatives. Any expansion of marketing activities will be evaluated based on performance, available capital, and operational priorities.

Our marketing efforts are expected to utilize a combination of the following channels and initiatives, subject to available resources and performance evaluation:

-	Platform differentiation and messaging

Communicating the core characteristics of the Lantics platform, including guided document creation, automated document review, and centralized document management functionality.

-	Brand development and consistency

Maintaining a consistent visual and written brand across marketing materials to support credibility and user recognition.

-	Search engine optimization (SEO)

Optimizing website content and informational pages for relevant search terms related to document creation, review, and productivity tools.

-	Digital and social media engagement

Utilizing online platforms such as LinkedIn and other professional or social networks to share product updates, feature announcements, and general platform information.

-	Content-based outreach

Publishing informational materials, product explanations, and example use cases intended to educate users on document-related workflows and platform functionality.

-	Product demonstrations and walkthroughs

Providing visual or written demonstrations of the platform to illustrate core functionality and support user onboarding.

-	User feedback and testimonials

Collecting and, where appropriate, sharing feedback from early users to support product refinement and credibility, subject to applicable disclosure considerations.

-	Partnership and referral initiatives

Exploring referral arrangements or cooperative marketing efforts with complementary service providers or platforms, where appropriate.

-	Localized and international outreach

Tailoring marketing content for different user groups and jurisdictions as the platform is made available in additional markets over time.

-	Performance monitoring and adjustment

Monitoring marketing performance indicators and adjusting outreach strategies based on observed effectiveness and resource constraints.

Collectively, these strategies are intended to support measured growth, encourage recurring subscription usage, and establish the Lantics platform as a reliable solution for document creation, review, and organization.

If we do not have enough money for marketing campaign it can badly effect on our business.

Employees & Contracts

We have no employees other than our officer and director Usman Kuso. We have executed a Professional Consulting Agreement with our director Usman Kuso, under which he will receive compensation of $1,600 per month for his services.

Offices

Our business office is located at Suite 102, Wuse 1, Fabdal Plaza, Abuja 900281, FCT, Nigeria and our phone number is +1(307)6556263.

Government and Industry Regulation

We must adhere to all relevant laws and regulations that pertain directly or indirectly to our operations, including United States securities laws. Compliance with all regulations, rules, and directives from governmental authorities and agencies is mandatory for our services in Nigeria and for operating any facility in any jurisdiction where we conduct activities.

We hold the view that government regulation will not significantly affect our business operations.

Emerging Growth Company Status Under the JOBS Act

Lantics Corp. qualifies as an “emerging growth company” as defined in the Jumpstart our Business Startups Act (the “JOBS Act”).

The JOBS Act creates a new category of issuers known as “emerging growth companies.” Emerging growth companies are those with annual gross revenues of less than $1.235 billion (as indexed for inflation) during their most recently completed fiscal year. The JOBS Act is intended to facilitate public offerings by emerging growth companies by exempting them from several provisions of the Securities Act of 1933 and its regulations. An emerging growth company will retain that status until the earliest of:

•	The first fiscal year after its annual revenues exceed $1.235 billion;

•	The first fiscal year after the fifth anniversary of its IPO;

•	The date on which the company has issued more than $1.07 billion in non-convertible debt during the previous three-year period; and

•	The first fiscal year in which the company has a public float of at least $700 million.

Financial and Audit Requirements

Under the JOBS Act, emerging growth companies are subject to scaled financial disclosure requirements. Pursuant to these scaled requirements, emerging growth companies may:

•	Provide only two rather than three years of audited financial statements in their IPO Registration Statement;

•	Provide selected financial data only for periods no earlier than those included in the IPO Registration Statement in all SEC filings, rather than the five years of selected financial data normally required;

•	Delay compliance with new or revised accounting standards until they are made applicable to private companies; and

•	Be exempted from compliance with Section 404(b) of the Sarbanes-Oxley Act, which requires companies to receive an outside auditor’s attestation regarding the issuer’s internal controls.

Offering Requirements

In addition, during the IPO offering process, emerging growth companies are exempt from:

•	Restrictions on analyst research prior to and immediately after the IPO, even from an investment bank that is underwriting the IPO;

•	Certain restrictions on communications to institutional investors before filing the IPO registration statement; and

The requirement initially to publicly file IPO Registration Statements. Emerging growth companies can confidentially file draft Registration Statements and any amendments with the SEC. Public filings of the draft documents must be made at least 21 days prior to commencement of the IPO “road show.”

Other Public Company Requirements

Emerging growth companies are also exempt from other ongoing obligations of most public companies, such as:

•	The requirements under Section 14(i) of the Exchange Act and Section 953(b)(1) of the Dodd-Frank Act to disclose executive compensation information on pay-for-performance and the ratio of CEO to median employee compensation;

•	Certain other executive compensation disclosure requirements, such as the compensation discussion and analysis, under Item 402 of Regulation S-K; and

•	The requirements under Sections 14A (a) and (b) of the Exchange Act to hold advisory votes on executive compensation and golden parachute payments.

Election under Section 107(b) of the JOBS Act

As an emerging growth company, we have made the irrevocable election to not adopt the extended transition period for complying with new or revised accounting standards under Section 107(b), as added by Section 102(b), of the JOBS Act. This election allows companies to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.

Description of Property

Offices

Our business office is located at Suite 102, Wuse 1, Fabdal Plaza, Abuja 900281, FCT, Nigeria. The office was provided by our officer and president Mr. Kuso for free use, without any payment. Based on current market rates for similar office spaces in Abuja, the approximate dollar value of this office space is $700 per month or $8,400 per year. Our telephone number is +1(307)6556263.

Legal Proceedings

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2026, our total assets were $53,711. Total assets were comprised of $15,553 in current assets and $38,158 in fixed assets.

As of June 30, 2026, our current liabilities were $72,454 and Stockholders’ deficit was $18,743.

CASH FLOWS FROM OPERATING ACTIVITIES

For the six months ended June 30, 2026 net cash flows used in operating activities was negative $15,860.

CASH FLOWS FROM INVESTING ACTIVITIES

For the six months ended June 30, 2026 we have generated $0 in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the six months ended June 30, 2026 net cash flows used in financing activities was $24,000.

Management’s Discussion and Analysis of Financial Condition or Plan of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this prospectus. Some of the information contained in this discussion and analysis or set forth elsewhere in this prospectus, including the information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this prospectus for a discussion of some important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

We qualify as an “emerging growth company” under the JOBS Act. We have limited operations and no revenues from our business operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate significant revenues until we have raised the funds necessary to conduct a marketing program. There is no assurance we will ever generate revenue even if we raised all necessary funds.

In order to begin generating revenue, we expect to focus on the following initial activities:

-	Introducing subscription-based access for individual users

Offering recurring access plans for individuals and small businesses to use the Lantics web-based platform.

-	Offering enhanced or premium functionality

Making available additional features or usage options on a paid basis, such as expanded document capabilities, higher usage limits, or priority processing.

-	Pursuing business and enterprise licensing opportunities

Engaging with business customers to offer licensing arrangements and, where appropriate, customized implementations of the platform, including private or tailored deployments.

-	Executing early-stage sales and marketing initiatives

Conducting targeted outreach and digital marketing efforts to support user acquisition across both individual and business customer segments.

In parallel with these activities, we are currently engaged in discussions with potential users and business customers and expect to begin onboarding early users in the near term. We anticipate that these efforts will commence shortly following the completion of this offering, with initial revenue potentially generated within approximately one to six months, assuming sufficient proceeds are raised. Any such revenue is expected to be derived initially from early subscribers to the platform and from business customers evaluating the platform under licensing or trial arrangements. However, there can be no assurance as to the timing, amount, or sustainability of any revenue generated, or that these efforts will result in meaningful or recurring revenue.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash or cease operations entirely. We believe that we will be able to raise enough money through this offering to expand operations, but we cannot guarantee that once we expand operations we will stay in business after doing so. If we are unable to successfully find customers, we may quickly use up the proceeds from this offering and will need to find alternative sources. At the present time, we have not made any arrangements to raise additional cash, other than through this offering.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4.	CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

ITEM 1A.	RISK FACTORS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5.	OTHER INFORMATION

During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101)

Signatures

In accordance with the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, on July 13, 2026.

Lantics Corp., Registrant

By:	/s/ Usman Kuso
Usman Kuso, President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and
Director

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Dated: July 13, 2026	By:	/s/ Usman Kuso
Usman Kuso, President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and
Director

