Form 10-Q
period 2026-09-30
Lantics Corp.
filed 2026-10-20
CIK 2112585

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,880,000 common shares issued and outstanding as of September 30, 2026.

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

LANTICS CORP.

Balance Sheet

As of September 30, 2026 and December 31, 2025

(Unaudited)

	As of September 30, 2026	As of December 31, 2025
ASSETS

Current Assets
Cash and cash equivalents	$36,816	$6,765
Total Current Assets	36,816	6,765

Intangible Asset, Net	36,037	42,400

Total Assets	$72,853	$49,165

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$–	$10,000
Accounts payable-related party	16,000	1,600
Deferred Revenue	6,300	–
Loan – related party	61,254	49,254
Total Current Liabilities	83,554	60,854

Total Liabilities	83,554	60,854

Commitments and Contingencies	–	–

Stockholders’ Deficit
Common stock, par value $0.0001; 75,000,000 shares authorized, 3,880,000 and 2,500,000 shares issued and outstanding, respectively	388	250
Additional paid in capital	27,462	–
Accumulated deficit	(38,551)	(11,939)
Total Stockholders’ Deficit	(10,701)	(11,689)

Total Liabilities and Stockholders’ Deficit	$72,853	$49,165

The accompanying notes are an integral part of these financial statements.

LANTICS CORP.

Statement of Operations

For the three and nine months ended September 30, 2026

(Unaudited)

	For the three months ended September 30, 2026	For the nine months ended September 30, 2026
REVENUES	$2,100	$2,100

OPERATING EXPENSES
General and Administrative Expenses	(7,537)	(22,349)
Depreciation	(2,121)	(6,363)
TOTAL OPERATING EXPENSES	(9,658)	(28,712)

NET LOSS FROM OPERATIONS	(7,558)	(26,612)

PROVISION FOR INCOME TAXES	–	–

NET LOSS	$(7,558)	$(26,612)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,559,239	2,928,755

The accompanying notes are an integral part of these financial statements.

LANTICS CORP.

Statement of Stockholders’ Deficit

As of September 30, 2026

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2025	2,500,000	$250	$–	$(11,939)	$(11,689)
Issuance of common stock	–	–	–	–	–
Net loss for the three months ended March 31, 2026	–	–	–	(9,552)	(9,552)
Balance, March 31, 2026	2,500,000	$250	$–	$(21,491)	$(21,241)
Issuance of common stock	600,000	60	11,940	–	12,000
Net loss for the three months ended June 30, 2026	–	–	–	(9,502)	(9,502)
Balance, June 30, 2026	3,100,000	$310	$11,940	$(30,993)	$(18,743)
Issuance of common stock	780,000	78	15,522	–	15,600
Net loss for the three months ended September 30, 2026	–	–	–	(7,558)	(7,558)
Balance, September 30, 2026	3,880,000	$388	$27,462	$(38,551)	$(10,701)

The accompanying notes are an integral part of these financial statements.

LANTICS CORP.

Statement of Cash Flows

For the nine months ended September 30, 2026

(Unaudited)

For the nine months ended September 30, 2026
Cash flow from operating activities:
Net loss	$(26,612)
Adjustments to reconcile net loss to net cash provided by operations:
Amortization	6,363
Changes in operating assets and liabilities:
Accounts payable	(10,000)
Accounts payable-related party	14,400
Deferred revenue	6,300
Net cash used by operating activities.	(9,549)

Cash flow from financing activities:
Proceeds from related party loan	12,000
Proceeds from sales of common stocks	27,600
Net cash provided by financing activities	39,600

NET CHANGE IN CASH	30,051
Cash, beginning of the period	$6,765

Cash, end of the period	$36,816

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–

Income taxes paid	$–

The accompanying notes are an integral part of these financial statements.

LANTICS CORP.

Notes to Unaudited Financial Statements

For the nine months ended September 30, 2026

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

Interim Financial Information

The unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. These financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2025, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements as of and for the year ended December 31, 2025. The Company was incorporated on October 7, 2025. Accordingly, no comparative statements of operations, cash flows, or changes in stockholders’ equity are presented for the three and nine months ended September 30, 2025, as the Company did not exist during those periods and had no predecessor operations.

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

Stock-Based Compensation

As of September 30, 2026, the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Revenue Recognition

The Company recognizes revenue in accordance with ASC topic 606 “Revenue Recognition”. ASC 606 is an accounting standard that governs when and how companies recognize revenue from customer contracts, based on a five-step model that focuses on the transfer of control of goods or services to the customer. The core principle is to recognize revenue when it is earned, which is when the performance obligation is satisfied, not necessarily when cash is received. The five steps are: identify the contract, identify performance obligations, determine the transaction price, allocate the price to performance obligations, and recognize revenue as the performance obligation is satisfied. For the nine months ended September 30, 2026 the Company has generated $2,100 revenue.

Deferred revenue

Deferred revenue is a liability that represents money received for goods or services that have not yet been delivered. It is also called unearned revenue, because the payment has been received but is not yet “earned” according to accounting principles. Once the product or service is delivered, a portion of the deferred revenue is moved from the balance sheet to the income statement as earned revenue. Functional currency of operations is USD. As of September 30, 2026 the Company had $6,300 of deferred revenue.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of September 30, 2026 there were no potentially dilutive debt or equity instruments issued or outstanding.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective and thus not disclosed here, accounting pronouncements and we do not believe any of those pronouncements will have a material impact on the Company’ financial position, results of operations or cash flows.

Segment Reporting

In accordance with ASC 280, “Segment Reporting,” the Company’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews the Company’s operating results and makes decisions regarding the allocation of resources and assessment of performance. The Company operates as a single operating segment. Accordingly, all financial information required under ASC 280 is included in the accompanying financial statements and notes thereto.

Note 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company had $2,100 revenues for the nine months ended September 30, 2026. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. On September 30, 2026, the Company had cash of $36,816 and an accumulated deficit of $38,551. The Company incurred net loss of $26,612 for the nine months ended September 30, 2026. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

	As of September 30, 2026	As of December 31, 2025

Software	$4,400	$42,400
Less: accumulated deprecation	(6,363)	–
Intangible asset, net	$36,037	$42,400

For the nine months ended September 30, 2026, the company recognized $6,363 of amortization expense.

Note 5 – RELATED PARTY TRANSACTIONS

For the nine months ended September 30, 2026 our director Usman Kuso has loaned to the Company an additional $12,000 for working capital needs. This loan is unsecured, non-interest bearing and due on demand. As of September 30, 2026 and December 31, 2025, the balance due to the director was $61,254 and $49,254, respectively.

Related party payables represent amounts owed to the Company’s director, Usman Kuso, for consulting services provided under a Professional Consulting Agreement effective December 1, 2025. Under the terms of the agreement, the Company pays a monthly consulting fee of $1,600, see Note 7 COMMITMENTS AND CONTINGENCIES.

During the nine months ended September 30, 2026, the Company recognized consulting expense of $14,400 under this agreement. As of September 30, 2026 and December 31, 2025, the outstanding related party payable was $16,000 and $1,600, respectively.

Note 6 – COMMON STOCK

On November 21, 2025, the Company issued 2,500,000 shares of common stock to a director Usman Kuso for cash proceeds of $250 at $0.0001 per share.

In May 2026, the Company issued 300,000 shares of common stock for cash proceeds of $6,000 at $0.02 per share.

In June 2026, the Company issued 300,000 shares of common stock for cash proceeds of $6,000 at $0.02 per share.

In July 2026, the Company issued 300,000 shares of common stock for cash proceeds of $6,000 at $0.02 per share.

In August 2026, the Company issued 330,000 shares of common stock for cash proceeds of $6,600 at $0.02 per share.

In September 2026, the Company issued 150,000 shares of common stock for cash proceeds of $3,000 at $0.02 per share.

As of September 30, 2026 the Company had 3,880,000 shares issued and outstanding.

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

Note 8 – INCOME TAXES

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% for the period ended September 30, 2026 and December 31, 2025 as follows:

	For the nine months ended September 30, 2026	From October 7, 2025 (Inception) through December 31, 2025

Tax benefit (expenses) at U.S. statutory rate	$(5,589)	$(2,507)
Change in valuation allowance	5,589	2,507
Tax benefit (expenses) net	$–	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	As of September 30, 2026	As of December 31, 2025

Net operating loss	$(8,096)	$(2,507)
Valuation allowance	8,096	2,507
Deferred tax assets, net	$–	$–

The Company has accumulated approximately $38,551 of net operating losses (“NOL”) carried forward to offset future taxable income up to 20 years, if any, in future years which begin to expire in year 2040. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all the deferred tax asset relating to NOLs for every period because it is more likely than not that all the deferred tax asset will not be realized.

Note 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has evaluated events and transactions that occurred after September 30, 2026, through the date the financial statements were available to be issued. The Company has determined that there were no material subsequent events that require disclosure in these financial statements, other than issuance of 100,000 shares for cash proceed of $2,000 to 2 shareholders in October 2026.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward looking statement notice

Statements made in this Form 10-Q that are not historical, or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2026, our total assets were $72,853. Total assets were comprised of $36,816 in current assets and $36,037 in fixed assets.

As of September 30, 2026, our current liabilities were $83,554 and Stockholders’ deficit was $10,701.

CASH FLOWS FROM OPERATING ACTIVITIES

For the nine months ended September 30, 2026 net cash flows used in operating activities was negative $9,549.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months ended September 30, 2026 we have generated $0 in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months ended September 30, 2026 net cash flows provided from financing activities was $39,600.

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

We qualify as an “emerging growth company” under the JOBS Act. We have limited operations and $2,100 revenues from our business operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate significant revenues until we have raised the funds necessary to conduct a marketing program. There is no assurance we will ever generate revenue even if we raised all necessary funds.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the quarter ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Signatures

In accordance with the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, on October 20, 2026.

Lantics Corp., Registrant

By:	/s/ Usman Kuso
Usman Kuso, President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and
Director

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Dated: October 20, 2026	By:	/s/ Usman Kuso
Usman Kuso, President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and
Director

